Form 10KSB
period 2001-12-31
CURECOM COM INC
filed 2002-04-09
CIK 1156044

U.S. Securities and Exchange Commission
                        Washington, DC 20549

                            FORM 10 K SB

   [ X ] ANNUAL REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES
                              EXCHANGE
                             ACT OF 1934

             For the fiscal year ended December 31, 2001

                   Commission File No.333 0-32564

                          CURECOM.COM, INC.


NEW JERSEY                                      22-3703714
(State or other jurisdiction of            (IRS Employer
incorporation or organization)              ID Number)

                 18 Robin Lane, Monroe, NJ 08831
       (Address of principal executive office) (Zip code)

           Issuer's telephone number:      (604) 913-8355

Securities registered under Section 12(b) of the Exchange Act:   NONE

Securities registered under Section 12(g) of the Exchange Act:
COMMON STOCK

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registration was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No____

Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K SB or any amendment to this Form 10K SB. [ X ]

State issuer's revenues for its most current fiscal year.     $-0-

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a
specific date within the past 60 days.  As of June 30, 2001:   $0.02

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after distribution of securities under a plan confirmed by a court.
Yes______    No______ Not applicable.

The number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 560,000 shares common stock. This Form 10K SB consists of 19 pages.


                          TABLE OF CONTENTS

                      FORM 10K SB ANNUAL REPORT

                          CURECOM.COM, INC.

PART I
          ITEM                                              PAGE

   Item   1       Description of Business......................1
   Item   2       Description of Property......................5
   Item   3       Legal Proceedings............................6
   Item   4       Submission of Matters to a Vote of
                  Security Shareholders........................6

PART II

   Item   5       Market for the Registrant's Common Equity and
                  related Stockholder Matter...................6
   Item 6 Management's Discussion and Analysis of Financial Condition and Results of
                  Operations...................................6
   Item   7       Financial Statements........................12
   Item   8       Changes in and Disagreements on Accounting
                  and Financial Disclosure....................16

PART III

   Item   9       Directors, Executive Officers,
                  Promoters and Control persons, Compliance
                  with Section 16(a) of the Exchange Act......16
   Item   10      Executive Compensation......................16
   Item   11      Security Ownership of Certain
                  Beneficial Owners and Management............17
   Item   12      Certain Relationships and Related
                  Transactions................................17
   Item   13      Exhibits and Reports on Form 8-K............17

          Signatures......................................... 17
PART I

          ITEM 1.  DESCRIPTION OF BUSINESS.

General Description of Registrant

The Company was incorporated under the laws of the State of New Jersey on December 27, 1999, and is in the early operational stage with active developmental and promotional phases. To date, the Company is operational and has two fully active websites which are ubaseball.com and ufootball.com. Activities are directed at raising its initial capital and developing its website and its business. The Company owns no real estate.

Narrative Description of Business

Our focus has always been centered on creating interesting web based entertainment and through the success of these games to also raise funds for charitable purposes.

As a firm, one of the goals that we have chosen is to raise funds for cancer research. We firmly believe that a company founded on principles with the highest integrity is needed to combat cancer. In general, we feel that not enough is being done to find a cure. CureCom Inc. hopes to unite the world via the Internet as a global community to help fight the disease.

Our Vision

The ultimate outcome of all of our efforts will deliver many different and compelling Internet applications. The choices we have made will combine all of the functionality with a more futuristic implementation. We have chosen different types of functionality based on demographic information and combined it with our experience and expertise.

The first stage of our project is focused on delivering applications that are entertaining and have components that require frequent visits to our website. These applications are Fantasy Sports, Email and other sites. The Internet addresses for each of these components will be:
(a)       Ufootball.com*
(b)       Ubaseball.com*
(c)       Uhockey.com
(d)       Ubasketball.com
(e)       Umailbox.net
(f)       Uhomemail.com
(g)       Uworkmail.com

* Website already established and operating

All addresses follow a standard naming pattern that will help us gain brand-name recognition. We believe that ownership of these names as a group may add substantial value to them depending on Internet domain name market conditions.

The  next  stage  of  the  project will be  the  integration  of  CRM
(Customer Relationship Management) technology. This is where our expertise begins to differentiate us from the competition. An overview of CRM technology is covered in forthcoming sections of this document.

Because we are focused on helping to find a cure for cancer, we are hoping to generated enough revenue to fund additional research activities. The idea behind the cancer-cure concept is to provide unified access of all treatment programs available throughout the world for any type or stage of cancer.

Subsequent stages of the project will deliver more games, as well as Internet home auctions, children's sites, online shopping and more.

Some of the other Internet addresses that we own, which correspond to this phase of the implementation, are:

  uhomeshop. uworkstation  ufoundation. uband.com   utoyshop.
  com           .com          com                      com
  ucdshop.com  ujobshop.com


CRM (Customer Relationship Management)

As our company matures, CRM will need to be at the core of all of our offerings. CRM technology offers an extremely comprehensive set of tools for integrating customer behavioral analysis, contact management, customer service, call centers (if needed), enhanced telephony, personalized offerings and much more.

Below are some examples of how CRM will work at CureCom:

Every time one of our customers or prospects "touches" any of our services, it is recorded in their customer profile. The system begins to build a comprehensive "touch point" database, which learns about their needs based on their behavioral tendencies.

In the case of a prospect, products that integrate with CRM technology actually track activity and apply rules to behavior. After a prospect has visited a few times, we begin to be able to put them into specific demographic groups. Once we have applied a demographic to a prospect, we can personalize an advertisement or promotion that is tailored to them (personalized promotions). For instance, if they fall into the category of Male between 25-40 years of age interested in sports and games, we may offer to waive the sign-up fee to join our fantasy sports league.

Since part of our business model is raising funds for cancer, asking for a donation to the CureCom Charitable Foundation will also be something we would have our representatives request.

Highlights of CRM technology:

  1.Automate all facets of marketing, sales and customer service relationships between CureCom employees, business partners and customers to manage all valued business relationships for long-term growth and profit.
  2.Mobilize the entire enterprise around our customers to create relationships that are long-term and more profitable.
  3.Connect one-to-one with customers through the Internet; capture vital information about their requirements, preferences, and problems; create solutions that offer them more value; and keep them connected to CureCom for life.
     Deliver real-time Web content, applications and services to users in the context of their jobs and relationship management activities.
  5.Empower employees to manage customer and partner relationships through personalization.
  6.Target prospects more accurately.
  7.Decrease sales cycles.
  8.   Increase customer retention.
  9.Provide   exceptional  customer  support  using  the  information
  collected.

Goals

The goal of www.ufootball.com and www.ubaseball.com is to attain 4,000 customers in the next year. We would like to increase that number to 20,000 over the next few seasons. Statistics for Fantasy Sports growth are extremely promising and are covered in more detail in the Statistics section of this document.

Secondarily, in order to continue with our development efforts, we need to insure that there are sufficient corporate assets to pay for consulting.

Business Model

Our business model is based upon eight criteria:

1. Deliver applications that meet our goals of raising funds for cancer research.
2. Use Internet technology in compelling ways to entice customers to utilize our offerings.
3. Make money through ads, administrative fees and click-through technology.
4. Design a high volume portal of functionality that will drive companies to purchase advertising on our site with a portion of the advertising dollars going to our foundation.
5. Allow customization to provide a unique web experience for every customer.
6. Collect valuable demographic data about our customers to serve their needs more effectively.
7. Continually enhance and upgrade all of our technology and deliver new applications frequently.
8.        Update our content frequently.

Our business strategy and implementation model needs to answer the following questions:
1. What are the demographic profiles of the customers we should focus on attracting?
2. Which marketing programs will generate the most customers for us?
     (a) Banner ads are fairly inexpensive but yield decreasing click through rates.
     (b) Spam is an undesirable form of "junk mail" that recipients generally don't appreciate.
(c) Radio allows us to reach specific demographics based on programming and is reasonably priced.
(d)  Billboards.
(e)  Magazine ads allow focused campaigns but can be expensive.
(f) "Opt-In" email programs can be expensive but are much better than Spam.
(g)  Events

3.   Which customers are likely cross-sell or up-sell candidates?
4. Is our content and functionality useful to visitors and cost-effective?
5. How do we incorporate effective incentives to increase our conversion rate?

The answers to these questions will take some time to completely understand but our CRM initiative should provide significant insight. The applications that we selected fit best into what we already knew about our demographic and met our methodology requirements. We feel we have sufficiently answered these questions with the first phase of our offerings. Subsequent sections define our methodology and apply them to each of our application selections.

PROJECT 1
Fantasy Sports
Fantasy Sports provide a fantastic experience for the customer. We are currently able to deliver Football (www.ufootball.com)and Baseball (www.ubaseball.com). Hockey (www.uhockey.com) and basketball (www.ubasketball.com) are currently under development.

PROJECT 2
Free Internet Based Lottery
We expect to provide a very user-friendly interface that will allow customers to select lottery numbers at no charge. We will utilize "incentive-clicking" to gain revenue and help fund the winnings. It will not be a traditional lottery because all revenue collected via incentive clicking comes from vendors who provide their ads on our site. Customers will be required to click on one of the ads in order to "confirm" their number selections. Each time an ad is clicked, we expect to receive cash from the vendor who displayed the ad. We expect the lottery "pot" will grow much slower than that of state run lotteries because customers are not paying for a ticket. Most of the value in running the application this way comes from the enormous popularity of lotteries and the potential to drive high traffic volume to our site.

We anticipate providing other instant games and numbers games for visitors to play.


PROJECT 3

Email
Curecom Inc. expects to provide email services to its clients and participants using Microsoft Exchange. Exchange uses a much more robust protocol called MAPI. This protocol will allow us to provide calendaring, email, journaling, tasks and much more.

Administrative Offices

The Company currently maintains a mailing address at 3215 Mathers Avenue, West Vancouver, BC V7V 2K6 Canada. The telephone number is
(604) 913-8355. Other than this mailing address, we maintain other office facilities provided by the Company's president. At present, the Company pays no rent or other fees for the use of this office or the mailing address.

Employees

The Company is an operational company but still in the development stage and currently has no full-time employees. Several shareholders and the Company's officers and directors provide services as needed on a part time basis at no charge. Management plans to use consultants, attorneys and accountants as necessary and does not anticipate a need to engage any full time employees until such time as the Company is funded properly. Although there is no current plan with respect to either nature or amount, remuneration may be paid to or accrued for the benefit of the Company's directors and Officers in conjunction with the commencement of business.

As the company grows, it will require a full-time staff to service our clients. When the company is profitable and there is sufficient income, we will incrementally employ individuals based on need.



Item      2.   Description Of Property

Curecom.com, Inc. maintains a mailing address at the office of one of its shareholders, but otherwise does not maintain an office. We pay no rent and own no real estate.

Item3.   Legal Proceedings

There are no legal proceedings in which the Company is involved.

Item4.   Submissions of Matters to a Vote of Security Holders

There have been no matters submitted to a vote of the security holders during the fourth quarter of the fiscal year ended December 31, 2001.


PART II

Item5.   Market for Common Equity and Related Stockholder Matters

Curecom.com, Inc. is a development stage company that is still implementing its business plan. No market currently exists for the common stock. It is the intention of Curecom.com, Inc. to apply for a trading symbol and a listing to have its shares quoted on the Over-the-Counter Bulletin Board. There can be no assurance that the request of Curecom.com, Inc. to have the price of its stock quoted on the Over-the-Counter Bulletin Board will be granted.


Item     6    Management Discussion and Analysis or Plan of
Operation

Liquidity and Capital Resources.

The Company is operational but remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in excess of $150,000, from its inside capitalization funds. Consequently, the Company's balance sheet for the period of December 27, 1999 (inception) through May 31, 2001 reflects current assets of $41 at December 31, 2000 and $87 at May 31, 2001 in the form of cash, and total assets of $15,457 at December 31, 2000 and $13,903 at May 31, 2001.

The  Company  will carry out its plan of business as discussed  above.
The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses (if any) of the business entity which the Company may eventually acquire.


Results of Operations

During the period from December 27, 1999 (inception) through May 31, 2001, the Company has engaged in organizational activities, acquisition of capital, development and establishment of its two initial websites and preparation for registration of its securities under the Securities Exchange Act of 1934, as amended.

For the current fiscal year, the Company anticipates incurring a loss as a result of organizational expenses, expenses associated with registration under the Securities Exchange Act of 1934, and expenses associated with setting up a company structure to begin implementing the Company's business plan. The Company anticipates that until these procedures are completed, it will not generate revenues other than interest income, and may continue to operate at a loss thereafter, depending upon the performance of the business.

Need for Additional Financing

In order for the Company to continue initiating its business plan during this period, it anticipates that its existing capital will not be sufficient to allow it to accomplish the goal of completing its business plan. As a result, there is no assurance that the available funds will ultimately prove to be adequate. It is certain that the Company's needs for additional financing is likely to increase substantially.

No commitments to provide additional funds have been made by management or other stockholders. Accordingly, there can be no assurance that any additional funds will be available to the Company to allow it to cover its expenses.

Irrespective of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company might seek to compensate providers of services by issuances of stock in lieu of cash.


Item 7.   Financial Statements

Audited financial statements for the year ended December 31, 2001 follow.








                          CURECOM.COM, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)






                            AUDIT REPORT

                          DECEMBER 31, 2001























                      Janet Loss, C.P.A., P.C.
                     Certified Public Accountant
                   1780 South Bellaire, Suite 500
                       Denver, Colorado 80222
                          CURECOM.COM, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                    INDEX TO FINANCIAL STATEMENTS

                          TABLE OF CONTENTS



ITEM                                                        PAGE

Report of Certified Public Accountant.........................12

Balance Sheets, December 31, 2001 and 2000......................13

Statement of Operations, the years ended December 30, 2001 and 2000;
and for
the period December 27, 1999 (Inception) through December 31,
2001..............14

Statement of Stockholders' Equity  (Deficit) for the period
December 27, 1999 (Inception) through December 31,
2001................ .15

 Statement of Cash Flows for the years ended December 31, 2001 and
2000; and for
 the period from December 27, 1999
(Inception) through December 31, 2000.............................16

Notes to Financial Statements...........................17 &18



















                      Janet Loss, C.P.A., P.C.
                     Certified Public Accountant
                   1780 South Bellaire, Suite 500
                       Denver, Colorado 80210
                           (303) 782-0878

                    INDEPENDENT AUDITOR'S REPORT

Board of Directors
Curecom.Com, Inc.
18 Robin Lane
Monroe, NJ 08831


I have audited the accompanying Balance Sheet of Curecom.com, Inc. (A development stage enterprise) as of December 31, 2001 and 2000; the Statements of Operations, Stockholders' Equity, and Cash Flows for the years ended September 30, 2001 and 2000 and for the period December 27, 1999 (Inception) through December 31, 2000. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audits.

My examination was made in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audits to obtain reasonable assurance as to whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that our audit provides a reasonable basis for our opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Curecom.com, Inc. (a development stage enterprise) as of December 31, 2001 and 2000; the results of its operations and changes in its cash flows for the years ended December 30, 2001 and for the period from December 27, 1999 (Inception) through December 31, 2000, in conformity with generally accepted accounting principles.

Janet Loss, C.P.A., P.C.
April 8, 2002
                          CURECOM.COM INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                           BALANCE SHEETS
                  AS AT DECEMBER 31, 2001 AND 2000

                               ASSETS
                                                  2001           2000
CURRENT ASSETS
     CASH                                        $ 82         $   41
TOTAL CURRENT ASSETS                               82             41

FIXED ASSETS (NOTE 1)
     EQUIPMENT                                 19,255         19,255
     ACCUMULATED DEPRECIATION                  (6,402)        (3,839)

TOTAL FIXED ASSETS                             12,853         15,416

TOTAL ASSETS                                   12,935         15,457

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                          25,000         22,500
     DUE TO A RELATED PARTY                    20,221         17,317

TOTAL CURRENT LIABILITIES                      45,221         39,817

STOCKHOLDERS' EQUITY (NOTE 2.)
     COMMON STOCK $0.001 PAR VALUE
     100,000,000 AUTHORIZED (1000,000
     $ 0.01 PAR VALUE AUTHORIZED)
     750,000 (100,000) ISSUED AND OUTSTANDING   1,396          1,396
     OTHER PAID IN CAPITAL                     95,044         95,044
     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                   (128,726)      (120,800)

TOTAL STOCKHOLDERS' EQUITY                    (32,286)       (24,360)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  12,935      $  15,457

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS


                          CURECOM.COM, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF OPERATIONS
                FOR THE YEAR ENDED DECEMBER 31, 2001
                AND FOR THE PERIOD DECEMBER 27, 1999
                  (INCEPTION) TO DECEMBER 31, 2000
                                                     2001        2000

REVENUES
     SALES                                         $    339      $     934

COST OF SALES
     WEB COSTS AND ADVERTISING                       (3,839)       (20,938)

GROSS OPERATING PROFIT (LOSS)                        (3,500)       (20,004)

GENERAL AND ADMINISTRATIVE EXPENSES
     CONSULTING FEES                                      0         76,525
     PROFESSIONAL FEES                                  600         15,200
     DEPRECIATION                                     2,563          3,839
     OFFICE EXPENSES                                  1,263          5,232

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES            (4,426)      (100,796)

NET (LOSS) FOR THE PERIOD                         $   (7,926)    $(120,800)

NET (LOSS) PER SHARE                              $   (  0.00)    $ ( 2.02)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                                 750,000       59,777







   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
                             STATEMENTS


                          CURECOM.COM, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                  STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE PERIOD DECEMBER 27, 1999 (INCEPTION)
                      THROUGH DECEMBER 31, 2001


                                             DEFICIT
             COMMON                          ACCUMULATED
              STOCK    COMMON      OTHER                  TOTAL
             NUMBER     STOCK     PAID IN    DURING THE   STOCKHOLDER'S
               OF      AMOUNT     CAPITAL    DEVELOPMENT
             SHARES                          STAGE        EQUITY
COMMON
STOCK
(NO PAR
VALUE)
ISSUED
DECEMBER
27, 1999     400       400        0           0           400
FOR
SERVICES
COMMON
STOCK
(PAR VALUE
$0.01)
ISSUED JUNE
12, 2000     99,600    996        95,044      0           96,040
FOR CASH
NET (LOSS)
FOR THE
PERIOD
ENDED
DECEMBER
31, 2000     0         0          0           (120,800)   (120,800)
BALANCES
_____________________________________________________________________

DECEMBER 31,
 2000        100,000   1,396      95,044      (120,800)    (24,360)
COMMON
STOCK
ISSUED
APRIL 30,
2001 10 FOR  900,000   0           0          0             0
1 FORWARD
SPLIT
COMMON
SHARES
CANCELLED
DECEMBER
28, 2001
             250,000   0           0          0             0

NET (LOSS)
FOR THE
YEAR ENDED
DECEMBER
31, 2001
             0         0           0          (7,926)       (7,926)
BALANCES
_____________________________________________________________________
DECEMBER 31,
2001         750,000   1,396       95,044      (128,726)    (32,286)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS
                          CURECOM.COM, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF CASH FLOWS
                FOR THE YEAR ENDED DECEMBER 31, 2001
          AND FOR THE PERIOD DECEMBER 27, 1999 (INCEPTION)
                      THROUGH DECEMBER 31, 2000

                                                  2001      2000

CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     NET (LOSS) FOR THE PERIOD               $  (7,926)   (120,800)
     NON-CASH WORKING CAPITAL ITEMS
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE   2,500      22,500
       INCREASE (DECREASE) IN ACCOUNTS PAYABLE
       TO RELATED PARTY                          2,904      17,317
            DEPRECIATION                         2,563       3,839

TOTAL CASH FLOWS FROM (TO) OPERATING ACTIVITIES     41     (77,144)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES
     PURCHASE OF EQUIPMENT                           0     (19,255)

TOTAL CASH FLOWS FROM (TO) INVESTING ACTIVITIES      0     (19,255)

CASH FLOWS FROM (TO) FINANCING ACTIVITIES
     ISSUANCE OF COMMON STOCK                        0      96,440

TOTAL CASH FLOWS FROM (TO) FINANCING ACTIVITIES      0      96,440

NET INCREASE (DECREASE IN CASH                      41          41

CASH BEGINNING OF THE PERIOD                        41           0

CASH END OF PERIOD                             $    82     $    41






THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL
STATEMENTS
                          CURECOM.COM, INC.

                    NOTES TO FINANCIAL STATEMENTS


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   Organization and Business Operations:

The Company, a development stage company was incorporated in the State of New Jersey on December 27, 1999. The Company is currently in the early operational stage with active developmental and promotional phases. The Company's planned focus is cantered on raising funds for charitable purposes through Internet games and other compelling web functionality. The Company presently is operational and has two fully active sports oriented websites.

B.   Use of Estimates:

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

C.     Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

D.     Income Taxes:

At inception, the Company did elect to be taxed as a S-Corporation for both Federal and State purposes. The Company is presently making an election to the Internal Revenue Service to revoke this election and to change its status to a C-Corporation.

E.   Revenue recognition:

Revenues are recognized at the time that customers sign on to the Company's websites.

F.         Fixed assets:

Fixed assets are stated at cost less accumulated depreciation. The Company provides for depreciation using the Modified Accelerated Cost Recovery System (MACRS) method over the estimated useful lives (5-7 years) of the related assets.
Maintenance and repair expenditures are charged to operations, and renewals and betterments are capitalized. Items of equipment which are sold, retired or otherwise disposed of are removed from the asset and accumulated depreciation accounts. Any gain or loss thereon is either credited to charged to operations.

NOTE 2 - STOCKHOLDERS' EQUITY

At inception the Company was authorized to issue 1,000 shares of no par value common stock.

On June 12, 2000 the Company's Board of Directors voted to increase the authorized capital to 1,000,000 shares with a par value of $0.01.

On April 30, 2001 the Board of Directors voted to change the Company's authorized capital to 100,000,000 shares and changed to par value to $ 0.001 and authorized a 10:1 forward stock split to bring the issued and outstanding shares to one million.

On December 28, 2001, the Company's founder and President agreed to cancel 250,000 shares of his personal common stock

NOTE 3-   SUBSEQUENT EVENTS

On March 25, 2002 the Company's Board of Directors voted to forward split the issued and outstanding stock on a 6:1 basis. It was also resolved that the Company take this and other measures to become publicly trading and seek additional financing.

On March 31, 2002, Jerome Rosenberg resigned as the Company's
Independent Accountant.  There were no disagreements or disputes.
The Company filed a report on Form 8K along with the letter from Mr. Rosenberg on April 8, 2002.

Item 8. Changes And Disagreements With Accountants On Accounting And Financial Disclosures

There have been no changes or disagreements with the Company's independent outside auditor.


PART III

ITEM 9. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

The Directors and Executive Officers of the registrant are as follows:

    Name                                  Age          Position   and
Period of Service

Kenneth Jones, Jr.       38   President, Treasurer and Director since
                              inception

Fred Petty               61   Vice President andDirector since
                              December, 1999

Michelle Petty Jones     36   Secretary and Director since
                              January, 2000


The Directors of the Company hold office until the next annual meeting of the shareholders and until their successors have been elected and have qualified. There is no family relationship between and executive officer and director of the Company.

Business Experience.

Kenneth Jones - Chairman of the Board, President, Treasurer. Mr. Jones has 19 years of business and technical experience in the brokerage industry particularly with respect to information technology. He has a strong IT and project management background. Mr. Jones has served as Vice Presidents at Merrill Lynch and UBS PaineWebber.

Fred Petty - Vice President, Director. Mr. Petty has 27 years of project management experience at McGuire Air Force Base. His expertise is in negotiating multi-million dollar purchase contracts on behalf of the government. Hundreds of millions of dollars of contracts have been analyzed by Mr. Petty.

Michelle Petty Jones - Secretary. Ms. Jones has been a legal secretary for many years. She has much experience in administration and organizational issues. Ms. Jones I the wife of the Company's founder and President.



Item 10.  Executive Compensation

During the year ended December 31, 2001, the officers of the Company received no salary or benefits. At the present time none of the officers or directors receives any salaried compensation for their services. The Company has no formal policy or plan regarding payment of salaries, but should it pay them, it would be in conformance with general business considerations as to the payment of same, such as the desire to compensate officers and employees for time spent on behalf of the Company.

No retirement, pension, profit sharing, stock option or insurance programs or similar programs have been adopted by the Registrant for the benefit of its employees.

No executive officer or director of the Company holds any option to purchase any of the Company's securities.

Item      11. Security Ownership Of Certain Beneficial Owners And
Management

The following table sets forth information, as of December 31, 2001 of persons known to the Company as being the beneficial owner of over 5% of the Company's Common Stock.




Number of
Name and Address         Shares Owned  Beneficially
Percentage

Kenneth Jones, Jr.            390,000                        52
18 Robin Lane
Monroe, NJ 08831

Ferdinand Petty               150,000                        20
30 Lilian Avenue
Trenton, NJ 08610

Michelle Petty  Jones          10,000                      1.33
18 Robin Lane
Monroe, NJ 08831

Carl Blasig                    80,000                     10.67
1276 Old York Road
Heightstown, NJ 08520

Directors and Executive
Officers as a Group           550,000                     72.33

Item 12.  Certain Relationships and Related Transactions

The Company's Secretary, Michelle Jones, is the wife of the Company's Founder and President

Although there is no current plan in existence, it is possible that the Company will adopt a plan to pay or accrue compensation to its officers and directors for services related to the implementation of the Company's business plan.

The Company maintains some administrative office space supplied by its president, but otherwise does not maintain an office. As a result it pays no rent and incurs no expenses for maintenance of an office and does not anticipate paying rent or incurring office expenses in the future. It is likely that the Company will establish and maintain an office after its business is operating and the volume of business and the addition of personnel dictate the acquisition of adequate premises.


Item 13   Exhibits and Reports for Form 8-K

The Company accepted the resignation of Jerome Rosenberg, CPA, the Company's auditor and has filed a report on Form 8K on April 8, 2002.

SIGNATURES

In Accordance with Section 13 or 15(d) of the Securities Exchange
Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CURECOM.COM, INC.        By:    /S/ Kenneth Jones Jr.
                                    Kenneth Jones Jr.,
                                    Director and President
                                    April 8, 2002