Form 10QSB
period 2002-03-31
CURECOM COM INC
filed 2002-05-23
CIK 1156044

United States
               Securities and Exchange Commission
                      Washington, DC 20549

                           FORM 10Q SB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
               SECURITIES AND EXCHANGE ACT OF 1934

          For the quarterly period ended March 30, 2002

    [ ] TRANSITION REPORT UNDER SECTION  13 OR 15 (d) OF THE
                          EXCHANGE ACT

                Commission file Number 0 - 33059

                        CURECOM.COM INC.
 Exact name of small business issuer as specified in its charter

 New Jersey                                    22-3703714
(State or other jurisdiction of             I.R.S. Employer
incorporation or organization)          Identification Number

     3215 MATHERS AVENUE, WEST VANCOUVER, BC V8K 2R2 CANADA
                       (Address of principal executive office)

                         (604) 913-8355
                    Issuer's telephone number


                               NA
     (Former name, former address and former fiscal year, if
                   changed since last report)


        APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PAST FIVE YEARS

  Check whether the registrant filed all documents and reports required
   To be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of
   Securities under a plan confirmed by a court.  Yes ____  No ____

              APPLICABLE ONLY TO CORPORATE ISSUERS
      State the number of shares outstanding of each of the Issuer's common equity as of the last practicable date: 560,000 shares

    Transitional Small Business Disclosure Format (check one)
                        Yes ___  No    X




                             PART I

                      FINANCIAL INFORMATION

Item 1.       Financial Statements.

The un-audited financial statements for the quarter ended March
31, 2002 are attached hereto as Exhibit A

Item 2.       Management's Discussion and Analysis or Plan of
            Operation.

General Description of Registrant

The Company was incorporated under the laws of the State of New Jersey on December 27, 1999, and is in the early operational stage with active developmental and promotional phases. To date, the Company is operational and has two fully active websites that are ubaseball.com and ufootball.com. Activities are directed at raising its initial capital and developing its website and its business. The Company owns no real estate.

Narrative Description of Business

Our focus has always been centered on creating interesting web based entertainment and through the success of these games to also raise funds for charitable purposes.

As a firm, one of the goals that we have chosen is to raise funds for cancer research. We firmly believe that a company founded on principles with the highest integrity is needed to combat cancer. In general, we feel that not enough is being done to find a cure. Curecom.Com Inc. hopes to unite the world via the Internet as a global community to help fight the disease.

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

* Website already established and operating

Liquidity and Capital Resources

The Company is operational but remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in excess of $150,000, from its inside capitalization funds. Consequently, the Company's balance sheet for the three month period ended March 31, 2002 reflects current assets of $24 at March 31, 2002 in the form of cash, and total assets of $12,877.

The Company will carry out its plan of business as discussed above. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to securing additional financing that management believes to be necessary to fully develop the full potential of the enterprise.

PART II

OTHER INFORMATION

Item 1.        Legal Proceedings

     None

Item 2.        Changes in Securities

     None

Item 3.        Defaults Upon Senior Securities

     Not Applicable

Item 4.        Submission of Matters to a Vote of Securities Holders

     None

Item 6.        Exhibits and Reports on Form 8K

    On April 9, 2002 the registrant filed a report on Form 8K regarding the resignation of the company's auditor. A copy of this report is attached hereto as Exhibit B.




SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CURECOM.COM INC.


     Dated April 24, 2002               /S/ Kenneth Jones Jr.
                            Kenneth Jones Jr., President and Director


                              EXHIBIT A




                          CURECOM.COM INC.



                        FINANCIAL STATEMENTS
              FOR THE THREE MONTHS ENDED MARCH 31, 2002
                          CURECOM.COM INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                            BALANCE SHEET
                        AS AT MARCH 31, 2002
                      (PREPARED BY MANAGEMENT)

                               ASSETS
CURRENT ASSETS
     CASH                                        $           24
TOTAL CURRENT ASSETS                                         24

FIXED ASSETS
     EQUIPMENT                                           19,255
     ACCUMULATED DEPRECIATION                            (6,402)

TOTAL FIXED ASSETS                                       12,853

TOTAL ASSETS                                             12,877

                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                    25,000
     DUE TO A RELATED PARTY                              20,421

TOTAL CURRENT LIABILITIES                                45,421

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     100,000,000 AUTHORIZED (1000,000
     $ 0.01 PAR VALUE AUTHORIZED)
     750,000 (100,000) ISSUED
     AND OUTSTANDING                                      1,396

     OTHER PAID IN CAPITAL                               95,044

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                             (128,984)

TOTAL STOCKHOLDERS' EQUITY                              (32,544)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 12,877

                         SEE ATTACHED NOTES


                          CURECOM.COM, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF OPERATIONS
           FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2002
                      (PREPARED BY MANAGEMENT)


REVENUES
     SALES                                         $       0

OPERATING EXPENSES
     OFFICE EXPENSE                                      258

TOTAL OPERATING EXPENSES                                 258

NET (LOSS) FOR THE PERIOD                            (   258)

NET (LOSS) PER SHARE                              $  (  0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                                750,000



















                         SEE ATTACHED NOTES











                          CURECOM.COM, INC.
                  (A DEVELOPMENT STAGE ENTERPRISE)

                       STATEMENT OF CASH FLOWS
              FOR THE THREE MONTH ENDED MARCH 31, 2002
                      (PREPARED BY MANAGEMENT)


CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     NET (LOSS) FOR THE PERIOD
$  (  258)
     NON-CASH WORKING CAPITAL ITEMS
     INCREASE (DECREASE) DUE TOTO RELATED PARTY               200
TOTAL CASH FLOWS FROM(TO) OPERATING ACTIVITIES             (   58)

 CASH FLOWS FROM (TO) INVESTING ACTIVITIES                      0

CASH FLOWS FROM (TO) FINANCING ACTIVITIES                       0

NET INCREASE (DECREASE) IN CASH                           (    58)

CASH BEGINNING OF THE PERIOD                                   82

CASH END OF PERIOD                                          $  24















                         SEE ATTACHED NOTES
                          CURECOM.COM, INC.

                    NOTES TO FINANCIAL STATEMENTS
                        AS AT MARCH 31, 2002
                      (PREPARED BY MANAGEMENT)

NOTE 1 - BASIS OF PRESENTATION

The registrant became a reporting company under the Securities and Exchange Act of 1934 on October 7, 2001. As a result there are no comparable figures for this reporting period.

The accompanying financial statements have been prepared in accordance with US Securities and Exchange Commission ("SEC") requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the year ended December 31, 2001 financial statements of Curecom.com Inc. ("Registrant") included in Form 10K filed with the SEC by the Registrant.

The results of operations for the interim period shown in this report are not necessarily indicative of the results to be expected for the full year. In the opinion of management, the information contained herein reflects all adjustments necessary to make the results of operations for the interim periods a fair statement of such operation. All such adjustments are of a normal recurring nature.

NOTE II - DUE TO RELATED PARTY

The President of the registrant has advanced a total of $20,421 at no interest and no fixed terms of repayment.




                              EXHIBIT B


                          REPORT ON FORM 8K
                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


                              FORM 8-K

  Current Report Pursuant to Section 13 or 15(d) of  the Securities
                        Exchange Act of 1934


   Date of Report (Date of earliest event reported) March 31, 2002

                          CURECOM.COM, INC.
        Exact name of registrant as specified in its charter



New Jersey                          000-33059         223-3703714
(State or other jurisdiction of   (Commission        (IRS Employer
Incorporation or organization)    File Number)      Identification No.)

18 Robin Lane, Monroe,  NJ    08831
                   (Address of Principal Offices)
                             (Zip Code)

 Registrants telephone number, including area code:   (604) 913-8355


NA
    (Former name or former address, if changed since last report)



Item 1.   Changes in Control of Registrant

          NA

Item 2.   Acquisition or Disposition of Assets

          NA

Item 3.   Bankruptcy or Receivership

          NA

Item 4.   Changes in Registrant's Certifying Accountant

Jerome Rosenberg, the registrant's Independent Auditor resigned on March 31, 2002.

Item 5.   Other Events


Item 6.   Resignations of Registrant's Directors

          NA

Item 7.   Financial Statements and Exhibits

Letter of resignation of Jerome Rosenberg is included as Exhibit 1.

Item 8.   Change in Fiscal Year

          NA

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:    April 8, 2002


CURECOM.COM, INC.
         (Registrant)

/S/  Kenneth Jones Jr.
      Kenneth Jones Jr., President







                          Jerome Rosenberg
                     CERTIFIED PUBLIC ACCOUNTANT
                      35 PINELAWN ROAD, # 204 W
                         MELVILLE, NY 11747
                           (631) 777-2290


The Board of Directors
Curecom.com, Inc.
18 Robin Lane
Monroe, NJ 08831

Attention:  Mr. Kenneth Jones Jr.

Ladies and Gentlemen:

Please let this letter serve as my formal resignation as Independent Auditor for your corporation.

This letter will also confirm that were no conflicts or other disagreements between the undersigned and the Company.

Thank you.

Yours truly

/S/ Jerome Rosenberg, CPA
     Jerome Rosenberg, CPA