Form 10QSB
period 2002-06-30
CURECOM COM INC
filed 2002-08-16
CIK 1156044

United States
                    Securities and Exchange Commission
                           Washington, DC 20549

                                FORM 10Q SB

          [X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                    SECURITIES AND EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 2002

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




                                PART I

                         FINANCIAL INFORMATION

Item 1.       Financial Statements.

For The Three Month And Six Month Periods Ended June 30, 2002
                           CURECOM.COM INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                             BALANCE SHEET
                          AS AT JUNE 30, 2002
                       (PREPARED BY MANAGEMENT)

                                ASSETS
CURRENT ASSETS
     CASH                                          $          0
TOTAL CURRENT ASSETS                                          0

FIXED ASSETS
     EQUIPMENT                                           19,255
     ACCUMULATED DEPRECIATION                            (6,402)

TOTAL FIXED ASSETS                                       12,853

TOTAL ASSETS                                             12,853

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     ACCOUNTS PAYABLE                                    25,000
     DUE TO A RELATED PARTY                              20,602

TOTAL CURRENT LIABILITIES                                45,602

STOCKHOLDERS' EQUITY
     COMMON STOCK $0.001 PAR VALUE
     100,000,000 AUTHORIZED (1000,000
     $ 0.01 PAR VALUE AUTHORIZED)
     750,000 (100,000) ISSUED
     AND OUTSTANDING                                      1,396

     OTHER PAID IN CAPITAL                               95,044

     DEFICIT ACCUMULATED DURING
     THE DEVELOPMENT STAGE                             (129,189)

TOTAL STOCKHOLDERS' EQUITY                              (32,749)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 12,853

                          SEE ATTACHED NOTES


                           CURECOM.COM, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF OPERATIONS
     FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2002
                       (PREPARED BY MANAGEMENT)

                                      THREE MONTHS         SIX MONTHS

REVENUES                                $      0               $    0

OPERATING EXPENSES
     OFFICE EXPENSE                          205                  463

TOTAL OPERATING EXPENSES                     205                  463

NET (LOSS) FOR THE PERIOD              (     205)                (463)

NET (LOSS) PER SHARE                    $  (0.00)         $   (  0.00)

WEIGHTED AVERAGE NUMBER
OF SHARES OUTSTANDING                    750,000              750,000



















                          SEE ATTACHED NOTES





                           CURECOM.COM, INC.
                   (A DEVELOPMENT STAGE ENTERPRISE)

                        STATEMENT OF CASH FLOWS
               FOR THE THREE MONTH AND SIX MONTH PERIODS
                          ENDED JUNE 30, 2002
                       (PREPARED BY MANAGEMENT)

                                                   SIX MONTHS   THREE MONTHS
CASH FLOWS FROM (TO) OPERATING ACTIVITIES
     NET (LOSS) FOR THE PERIOD                    $    (463)      $  (  258)
     NON-CASH WORKING CAPITAL ITEMS
     INCREASE (DECREASE) DUE TO RELATED PARTY           381             200
TOTAL CASH FLOWS FROM (TO) OPERATING ACTIVITIES    (     82)      (      58)

CASH FLOWS FROM (TO) INVESTING ACTIVITIES                 0               0

NET INCREASE (DECREASE) IN CASH                   (      82)        (    58)

CASH BEGINNING OF THE PERIOD                             82              82

CASH END OF PERIOD                               $        0          $   24















                          SEE ATTACHED NOTES
                           CURECOM.COM, INC.

                     NOTES TO FINANCIAL STATEMENTS
                          AS AT JUNE 30, 2002
                       (PREPARED BY MANAGEMENT)

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

NOTE II - DUE TO RELATED PARTY

The President of the registrant has advanced a total of $20,602 at no interest and no fixed terms of repayment.
Item 2.        Management's Discussion and Analysis or Plan of
Operation.

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

* Website already established and operating

Liquidity and Capital Resources

The Company is operational but remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net cash proceeds in excess of $150,000, from its inside capitalization funds. Consequently, the Company's balance sheet for the three month period ended June 30, 2002 reflects current assets of $24 at June 30, 2002 in the form of cash, and total assets of $12,877.

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

     None

Item 3.        Defaults Upon Senior Securities

     Not Applicable

Item 4.        Submission of Matters to a Vote of Securities Holders

     None

Item 6.        Exhibits and Reports on Form  8K

    On June 18, 2002 the registrant filed an amendment to an April 9, 2002 report on Form 8K regarding the resignation of the company's auditor. A copy of this report is attached hereto as Exhibit A.



SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CURECOM.COM INC.


     Dated August 14, 2002              /S/ Kenneth Jones Jr.
                                   Kenneth Jones Jr., President and
                              Director





                                 EXHIBIT A


                         AMENDED REPORT ON FORM 8K














                 SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC 20549


                             FORM 8-K/A

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



    (Former name or former address, if changed since last report)

                                 NA


Item 1.   Changes in Control of Registrant

          NA

Item 2.   Acquisition or Disposition of Assets

          NA

Item 3.   Bankruptcy or Receivership

          NA

Item 4.   Changes in Registrant's Certifying Accountant

Jerome Rosenberg, the registrant's Independent Auditor resigned on March 31, 2002. Since the time of his engagement, Mr. Rosenberg, in his report on the financial statements, has never given any adverse opinion or disclaimer of opinion or modified or qualified any opinion. There have been no disagreements with Mr. Rosenberg of any nature. His resignation was the result of the press of time and the projected cost in producing the audited statements of Curecom.com, Inc.

The Company has appointed Janet Loss, C.P.A., P.C., 1780 South
Bellaire, Suite 500, Denver, CO 80201 as the new auditor.

No discussions were held by the registrant with the new Independent
Auditor.

A copy of Mr. Rosenberg's letter to Ms. Loss is included in this filing as Exhibit 1.

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

Date:    June 18, 2002


CURECOM.COM, INC.
         (Registrant)

/S/  Kenneth Jones Jr.
      Kenneth Jones Jr., President

                          Jerome Rosenberg
                  CERTIFIED PUBLIC ACCOUNTANT, P.C.

35 PINELAWN ROAD                             Tel:  (631) 777-2290
Suite 204 W                                       Fax: (613) 777-2293
MELVILLE, NY 11747                           E-mail jrosencpa@aol.com

                              April 10, 2002

Janet Loss, CPA, P.C.
1780 South Bellaire Street, #500
Denver, CO 80223


Dear Ms. Loss:

In regards to our resignation as Independent Auditor for Curecom.com, Inc. please be advised of the following:

-    The date of our last audited report was July 18, 2001.
- There were no disagreements regarding accounting principles, auditing procedures or similarily significant matters between management of Curecom.com, Inc. and our firm.
- There is no information that we are aware of that might bear on the integrity of management of Curecom.com, Inc.
- There were no communications to Curecom.com, Inc.'s audit committee or; others with equivalent authority and responsibility regarding fraud, illegal acts and internal-control related matters.
- Our understanding as to the reason for the change in auditors is that management of Curecom.com, Inc. had advised us that our proposed fee for the audit examination for the year ended December 31, 2001 was too costly considering their cash constraints.

Should there be any need for any additional information, please do not hesitate to contact our office.


Yours Sincerely,

/S/ Jerome Rosenberg, CPA
     Jerome Rosenberg, CPA